Form 10-Q
period 2008-03-31
Chindia, Inc
filed 2008-05-15
CIK 1419155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008
Commission File Number:  333-149014

CHINDIA, INC.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	3715	26-1080965
State of Incorporation	Primary Standard Industrial	I.R.S. Employer Classification
	Code Number	Identification No.

2065 Lanihuli Drive
Honolulu, Hawaii 96822
(808) 347-9826
(Address and Telephone Number of Issuer's Principal Executive Offices)

R.V. Brumbaugh, Esq.
417 West Foothill, Blvd., PMB B-175
Glendora, California 91741
(626) 429.9634
 (Name, Address, and Telephone Number of Agent)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒        No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Non-Accelerated Filer ☐
(Do not check if a smaller reporting company)

Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒   NO ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court.
YES ☐     NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of May 9, 2008, the registrant had 20,000,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):
YES ☐    NO ☒

PART I - FINANCIAL INFORMATION - UNAUDITED

CHINDIA, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2007

CHINDIA, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	June 30,
	2007	2007
	(Unaudited)

CURRENT ASSETS

Cash	$100	$-

Total Current Assets	100	-

TOTAL ASSETS	$100	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$3,000	$-
Related party payable	3,350	-

Total Current Liabilities	6,350	-

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 75,000,000 shares authorized at par value of $0.001, 20,000,000 shares issued and outstanding	20,000	20,000
Deficit accumulated during the development stage	(26,250)	(20,000)

Total Stockholders' Equity (Deficit)	(6,250)	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$100	$-

The accompanying notes are an integral part of these financial statements.

CHINDIA, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Six Months Ended	From Inception on May 3, 2007 Through
	December 31,	December 31,	December 31,
	2007	2007	2007

REVENUES	$-	$-	$-

EXPENSES

General and administrative	3,000	6,250	23,250

Total Expenses	3,000	6,250	23,250

LOSS FROM OPERATIONS	(3,000)	(6,250)	(23,250)

OTHER EXPENSES

Interest expense	-	-	-

Total Other Expenses	-	-	-

NET LOSS	$(3,000)	$(6,250)	$(23,250)

BASIC LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

CHINDIA, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

			Deficit Accumulated During the	Total
	Common Stock		Development	Stockholders'
	Shares	Amount	Stage	Equity

Balance at inception on May 3, 2007	-	$-	$-	$-

Common stock issued for services in June, 2007 at $0.001 per share	20,000,000	20,000	-	20,000

Net loss from inception on May 3, 2007 through June 30, 2007	-	-	(20,000)	(20,000)

Balance, June 30, 2007	20,000,000	20,000	(20,000)	-

Net loss for the six months ended December 31, 2007	-	-	(6,250)	(6,250)

Balance, December 31, 2007	20,000,000	$20,000	$(26,250)	$(6,250)

The accompanying notes are an integral part of these financial statements.

CHINDIA, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended	From Inception on May 3, 2007 Through
	December 31,	December 31,
	2007	2007

OPERATING ACTIVITIES

Net loss	$(6,250)	$(23,250)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	20,000
Changes in operating assets and liabilities:
Accounts payable	3,000	-
Related party payable	3,350	3,350

Net Cash Used by Operating Activities	100	100

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	100	100

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$100	$100

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

Schedule of Non-Cash Financing Activities:

Common stock issued for services	$-	$20,000

The accompanying notes are an integral part of these financial statements.

CHINDIA, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2008

CHINDIA, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	June 30,
	2008	2007
	(Unaudited)

CURRENT ASSETS

Cash	$100	$-

Total Current Assets	100	-

TOTAL ASSETS	$100	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$3,000	$-
Related party payable	3,350	-

Total Current Liabilities	6,350	-

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 75,000,000 shares authorized at par value of $0.001, 20,000,000 shares issued and outstanding	20,000	20,000
Deficit accumulated during the development stage	(26,250)	(20,000)

Total Stockholders' Equity (Deficit)	(6,250)	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$100	$-

The accompanying notes are an integral part of these financial statements.

CHINDIA, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Nine Months Ended	From Inception on May 3, 2007 Through
	March 31,	March 31,	March 31,
	2008	2008	2008

REVENUES	$-	$-	$-

EXPENSES

General and administrative	-	6,250	23,250

Total Expenses	-	6,250	23,250

LOSS FROM OPERATIONS	-	(6,250)	(23,250)

OTHER EXPENSES

Interest expense	-	-	-

Total Other Expenses	-	-	-

NET LOSS	$-	$(6,250)	$(23,250)

BASIC LOSS PER SHARE	0.00	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

CHINDIA, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

			Deficit Accumulated During the	Total
	Common Stock		Development	Stockholders'
	Shares	Amount	Stage	Equity

Balance at inception on May 3, 2007	-	$-	$-	$-

Common stock issued for services in June, 2007 at $0.001 per share	20,000,000	20,000	-	20,000

Net loss from inception on May 3, 2007 through June 30, 2007	-	-	(20,000)	(20,000)

Balance, June 30, 2007	20,000,000	20,000	(20,000)	-

Net loss for the nine months ended March 31, 2008	-	-	(6,250)	(6,250)

Balance, March 31, 2008	20,000,000	$20,000	$(26,250)	$(6,250)

The accompanying notes are an integral part of these financial statements.

CHINDIA, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended	From Inception on May 3, 2007 Through
	March 31,	March 31,
	2008	2008

OPERATING ACTIVITIES

Net loss	$(6,250)	$(23,250)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	20,000
Changes in operating assets and liabilities:
Accounts payable	3,000	-
Related party payable	3,350	3,350

Net Cash Used by
Operating Activities	100	100

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	100	100

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$100	$100

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

Schedule of Non-Cash Financing Activities:

Common stock issued for services	$-	$20,000

The accompanying notes are an integral part of these financial statements.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

Description Of Business

Chindia, Inc. (“the “Company” or “Chindia”) is a development stage Nevada Corporation formed under the same name on December 20, 2006.  It has a principal business objective designed to capitalize on the expansion of commerce between the United States and the entire Asian continent.  This expansion pertains equally to the export of US products to the Asian geographical area as well as the importation of Asian goods. The Company can be characterized as a marketing/brokerage organization that intends on initially importing unique products from China, India and other Asian countries that have no competitive counterparts in the US.  The Company’s goal is to take advantage of the ascension of this region in WTO status and the concurrent rapidly growing demand for western currencies on the part of all Asian nations.  Based on increasing awareness of environmental issues and continuous improvements on the living standard in China since the opening of its economy in the early 1980’s, we believe that these import and export markets have a high growth potential for quality products.

The Company also intends to source environmental-friendly and technologically advanced healthcare and consumer products from the US and introduce them to the growing middle class in Asia at reasonable prices while identifying complementary products for distribution in the United States.

We are a small, start-up company that has not generated any revenues and that lacks a stable customer base.  Since our inception to the present, we have not generated any revenues. On February 14, 2008 our Registration Statement filed on Form SB-2 was deemed effective by the Securities and Exchange Commission (“SEC”).   We intend to raise $75,000 through this offering. To date we have not raised any proceeds through this offering and there can be no guarantee or assurance we will be able to raise any funds through the offering.

We believe that the funds expected to be received from the maximum sale of our common equity will be sufficient to finance our efforts to become operational and carry us through the next twelve (12) months. We believe that the recurring revenues from sales of services will be sufficient to support ongoing operations. Unfortunately, there can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from sales of services will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.  If we do not produce sufficient cash flow to support our operations over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without securing additional capital, it may be unlikely for us to stay in business.

Business of Issuer

To date, Chindia, Inc. has not implemented fully planned principal operations.  Presently, Chindia is attempting to secure sufficient monetary assets to increase operations.  Chindia cannot assure any investor that it will be able to enter into sufficient business operations adequate enough to insure continued operations.

Below is an illustration of the financing needs and anticipated sources of funds for the elements of Chindia’s business plan that constitute top priorities.  Each material event or milestone listed below will be required until adequate revenues are generated.

1. Researching and strategically targeting potential customers, including government entities, to which Chindia can market its services. Chindia expects to use a portion of the funds allocated toward working capital to engage in this activity.

2. Canvas the identified and targeted potential customer base to ascertain, isolate and anticipate their present and future needs, ideals of customer service and amenities that are desirable by the customer.  Chindia expects to use a portion of the funds allocated toward reaching the goals most immediately ascertainable.

3. Establish personal and business relationships with key individuals in government, businesses and community leadership positions. Part of the funds set aside for sales and marketing activities are expected to be utilized.

4. Establish and maintain a visible community presence.

Chindia, Inc.’s ability to fully commence operations is entirely dependent upon the proceeds to be raised in the offering of its common stock via its Registration Statement deemed effective February 14, 2008 by the SEC, whereby Chindia is offering for sale to the public 1,500,000 common shares at a price of $0.05 per share. Depending on the outcome of this offering, CHINDIA plans to choose one of the following courses:

Plan 1: Minimum offering.  If $20,000 is raised in this offering, Chindia will immediately begin to implement the aforementioned plans to generate business sufficient enough to maintain ongoing operations.  This entails establishment of a public awareness of CHINDIA, including name recognition and product identification.  In order to initiate implementation of a public awareness program, CHINDIA intends to use approximately $500 to $1,000 of the monies allocated toward working capital.

CHINDIA has budgeted $1,000 for office equipment and furniture, which is expected to consist of administrative working spaces, computers, computer peripherals, software, storage cabinets, fax machine and telephone equipment.

CHINDIA has allocated $1,000 for office supplies, which is expected to consist of costs of mailings, copying expenses, paper, general desk supplies, etc.

CHINDIA has allocated $2,650 for sales and marketing, specifically for a frugal advertising campaign, with the intent to piggyback on larger programs as much as possible.

CHINDIA has allocated $4,000 for general working capital to cover any shortfalls in the categories listed above and to take advantage of any business opportunity that presents itself, including accumulation of inventory.

CHINDIA believes it will be able to execute the business plan adequately and commence operations as a going concern if the minimum proceeds of this offering are realized.  Chindia does not, however, expect to generate revenue in the first six months of operation from the date the first funds are received from this offering.

Any line item amounts not expended to their fullest extent shall be held in reserve as working capital, subject to reallocation to other line items expenditures as required for ongoing operations.

Plan 2: 75% of the maximum offering.  In the event 75% of the maximum offering is raised, management will supplement its activities addressed in Plan 1, as delineated above.  Chindia does not believe it will generate revenues in the first six months of operation from the date the first funds are received.  Chindia expects to continue to substantially increase consumer awareness by utilizing the increased allocation for sales and marketing, a key factor in developing new business revenues.

The allocation for office equipment increases to $3,000.

The allocation for office supplies increases to $2,000, mostly in anticipation of increasing postage and mailing costs.

The allocation for sales and marketing increases to $8,900 allowing for the possibility of a more rapid growth.

The allocation for working capital increases under this scenario to $18,000 in anticipation of being more pro-active through accumulation of inventory that prospective customers would desire.

The allocation for salaries first appears for $12,000.  It is anticipated that such expenditure will be directed toward hiring part time clerical assistance and customer service personnel. .

Any line item amounts not expended to their fullest extent shall be held in reserve as working capital, subject to reallocation to other line items expenditures as required for ongoing operations.

Plan 3: Maximum offering.  In the event the maximum amount of $75,000 is raised, Chindia still does not expect to generate revenue in the first six months of operation from the date the first funds are received from trust.  Under Plan 3, management will supplement the activities addressed in Plan 2, as delineated above.

The allocation for office equipment remains constant.

The allocation for office supplies remains constant.

The allocation for sales and marketing increases to $12,650 allowing for the possible development of greater revenue.

The allocation for working capital increases to $21,000 allowing for greater flexibility in meeting potential customer needs.
Any line item amounts not expended to their fullest extent shall be held in reserve as working capital, subject to reallocation to other line items expenditures as required for ongoing operations.

The allocation for salaries increases to $24,000 allowing for the hiring of a full time licensed mechanic assistant.

Any line item amounts not expended to their fullest extent shall be held in reserve as working capital, subject to reallocation to other line items expenditures as required for ongoing operation.

Regardless of the ultimate outcome and subsequent plan to be implemented, Chindia has budgeted for certain expenditures that it expects to remain constant.  Chindia expects accounting fees to be $4,800 for the full year 2008, which includes reviewed financial statements for quarterly reports and audited financial statements for the year ended December 31, 2008.  All statements are to be filed in applicable periodic reports with the SEC in accordance with Item 310 of Regulation S-B.  Legal and professional fees are expected to aggregate $2,250, and are expected to consist mainly of legal fees, as well as ongoing Edgar conversion costs and various other professional services performed in relation to the anticipated ongoing reporting requirements of a public reporting company.  All use of proceeds figures represent management's best estimates and are not expected to vary significantly.

Chindia’s ability to commence operations is entirely dependent upon the proceeds to be raised through its registered offering.  If Chindia does not raise at least the minimum offering amount as described above, it will be unable to establish a base of operations, without which it will be unable to begin to generate any revenues.  The realization of sales revenues in the next 12 months is important in the execution of the plan of operations. However, Chindia cannot guarantee that it will generate such growth.  There are no formal or informal agreements to attain financing.  Chindiacan not assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue.

Chindia management does not expect to incur research and development costs.  Chindia currently does not own any significant plant or equipment that it would seek to sell in the near future.

Chindia management does not anticipate the need to hire employees over the next 12 months, with the possible exception of telemarketing and customer service telephone support should business develop of a sufficient nature to necessitate such expenditure.  Currently, Chindia believes the services provided by its officer and director appears sufficient at this time.  Chindia believes that its operations are currently on a small scale that is manageable by one individual at the present time.

Chindia has not paid for expenses on behalf of any director.  Additionally, Chindia believes that this policy shall not materially change.

Chindia has no plans to seek a business combination with another entity in the foreseeable future.

Liquidity and Capital Resources

As of March 31, 2008, we have $100 of cash available.  We have current liabilities of $6,350.  From the date of inception (December 20, 2006) to March 31, 2008 the Company has recorded a net loss of $23,250 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2,  and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  As of March 31, 2008 we had raised no money from the sale of our common stock registered under the Form SB-2 that was deemed effective on February 14, 2008 and as of May 9, 20087 we had sold approximately 20,000,000 common shares to our founding shareholders for total proceeds of $22,850 to four (4) individual shareholders. We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business.

During the past three years, Chindia, Inc. issued the following unregistered securities in private transactions without registering the securities under the Securities Act:

On or about December 20, 2006, Steven Kunkle, the sole officer, director and employee, paid for expenses involved with the incorporation of Chindia, Inc. with his personal funds on Chindia’s behalf in the amount of $20,000, in exchange for 17,150,000 shares of common stock, par value $0.001 per share, which issuance was exempt from the registration provisions of Section 5 of the Securities Act under Section 4(2) of such same said act.

On or about December 30, 2006, pursuant to a contract with Nevada Business Development Corporation, a Nevada corporation, the Company issued 950,000 shares of common stock to Nevada Business Development, for services valued at $0.001 per share for $950.00 in the aggregate, which issuance was exempt from the registration provisions of Section 5 of the Securities Act under Section 4(2) of such same said act.

On or about December 30, 2006, pursuant to a contract with Public Company Compliance, Inc., a Nevada corporation, the Company issued 950,000 shares of common stock to Public Company Compliance, Inc., for services valued at $0.001 per share for $950.00 in the aggregate, which issuance was exempt from the registration provisions of Section 5 of the Securities Act under Section 4(2) of such same said act.

On or about December 30, 2006, pursuant to a contract with Ramsgate Group, Inc., a Nevada corporation, the Company issued 950,000 shares of common stock to Ramsgate Group, Inc., for services valued at $0.001 per share for $950.00 in the aggregate, which issuance was exempt from the registration provisions of Section 5 of the Securities Act under Section 4(2) of such same said act.

To date there is no public market for the Company’s common stock.  Management plans to focus efforts on raising proceeds from its registered offering.  There can be no guarantee or assurance that they will be successful in accomplishing this task. Failure to raise adequate proceeds form the offering would result in business failure and a complete loss of any investment made into the Company.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of March 31, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of March 31, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and  evaluate  the  effectiveness  of our  internal controls and procedures and our internal controls over financial reporting on an ongoing  basis and are  committed  to taking  further  action  and  implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Controls.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults upon Senior Securities
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.

Item  6. Exhibits

3.1  Articles of Incorporation*

3.2  By-Laws*

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*Filed previously as an exhibit to the Company’s registration statement with the Commission on February 1, 2008.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chindia, Inc.

Dated: May 15, 2008	/s/ Steven Kunkle
Steven Kunkle
Chief Executive Officer and
Chief Financial Officer