Form 10-K
period 2008-06-30
Chindia, Inc
filed 2008-09-04
CIK 1419155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

Commission File Number:  333-149014

CHINDIA, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	26-1080965 (I.R.S. Employer Identification No.)

2065 Lanihuli Drive, Honolulu, Hawaii 96822
(Address of principal executive offices, including zip code)

(808) 347-9826
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock. $0.001 par value per share	None

Securities registered pursuant to Section 12(g) of the Act:
None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes ☐ No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒ No ☐

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒ No  ☐

          As of August 20, 2008, the Registrant had outstanding 20,000,000 shares of Common Stock.   There is currently no Public Market for the Company’s common shares.

DOCUMENTS INCORPORATED BY REFERENCE

          The following documents (or portions thereof) are incorporated herein by reference:  registration statement and exhibits thereto filed on Form SB-2 February 2, 2008 are incorporated by reference within Part I and Part II herein.

TABLE OF CONTENTS

CHINDIA, INC.

PAGE NO
PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION
PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES

PART I.

Cautionary Note

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the timing of the introduction of our services, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding revenue, expected domestic revenue growth rates for fiscal 2008, gross margins and our prospects for fiscal 2008. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

        Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We assume no obligation to update any forward-looking statements.

        References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "we," "our," “CI,” and "us" refer to Chindia, Inc.

        Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by CI with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by Chindia with the SEC may also be obtained from Chindia, Inc. by directing a request to the Company, Attention:  Steven M. Kunkle, President and Chief Executive Officer, 2065 Lanihuli Drive, Honolulu, Hawaii 96822. The telephone number is (808) 347-9826.

ITEM 1.    BUSINESS.

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

Chindia’s ability to commence operations is entirely dependent upon the proceeds to be raised through its registered offering.  If Chindia does not raise at least the minimum offering amount as described above, it will be unable to establish a base of operations, without which it will be unable to begin to generate any revenues.  The realization of sales revenues in the next 12 months is important in the execution of the plan of operations. However, Chindia cannot guarantee that it will generate such growth.  There are no formal or informal agreements to attain financing.  Chindia can not assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue.

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

Liquidity and Capital Resources

As of June 30, 2008, we have $0 cash available.  We have current liabilities of $8,375.  From the date of inception (December 20, 2006) to June 30, 2008 the Company has recorded a net loss of $28,275 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2,  and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  As of March 31, 2008 we had raised no money from the sale of our common stock registered under the Form SB-2 that was deemed effective on February 14, 2008 and as of May 9, 2008 we had sold approximately 20,000,000 common shares to our founding shareholders for total proceeds of $20,000 to four (4) individual shareholders. We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business.

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

ITEM 1A.  RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations.  You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.  In that case, you could lose all or part of your investment.

Our operations depend solely on the efforts of Steven Kunkle, our sole officer and director.  Mr. Kunkle has no experience related to public company management, nor as a principal accounting officer.  Because of this, Mr. Kunkle may be unable to offer and sell the shares in this offering, develop our business adequately, and manage our public reporting requirements.  We cannot guarantee that it will be able overcome any such obstacles.

Mr. Kunkle is involved in other employment opportunities and may periodically face a conflict in selecting between our business and his other personal and professional interests. We have not formulated a policy for the resolution of such conflicts should they occur.  If we lose Mr. Kunkle to other pursuits without a sufficient warning, we may, consequently, go out of business.

PURCHASERS IN THIS OFFERING WILL HAVE LIMITED CONTROL OVER DECISION MAKING BECAUSE STEVEN KUNKLE, CI’S SOLE OFFICER AND DIRECTOR CONTROL A MAJORITY OF CI ISSUED AND OUTSTANDING COMMON STOCK.

Steven Kunkle, CI’s sole director and executive officer beneficially owns 85.75% of the outstanding common stock at the present time.  As a result of such ownership, investors in this offering will have limited control over matters requiring approval by CI security holders, including the election of directors.  Assuming the minimum amount of shares of this offering is sold Mr. Kunkle would retain 84.07% ownership in CI common stock.  In the event the maximum offering is attained, Mr. Kunkle will own 79.77% of CI outstanding common stock. Such concentrated control may also make it difficult for CI stockholders to receive a premium for their shares of CI common stock in the event CI enters into transactions which require stockholder approval.  In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of CI.  For example, Nevada law provides that not less than two-thirds vote of the stockholders is required to remove a director for cause, which could make it more difficult for a third party to gain control of the Board of Directors.  This concentration of ownership limits the power to exercise control by the minority shareholders.

INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT IF CI FAILS TO IMPLEMENT ITS BUSINESS PLAN.

As a development-stage company, CI expects to face substantial risks, uncertainties, expenses and difficulties.  CI was formed in Nevada on December 20, 2006 and thus has no demonstrable operations record of substance upon which you can evaluate CI business and prospects.  CI prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  CI cannot guarantee that it will be successful in accomplishing its objectives.

As of the date of this prospectus, CI has had only limited start-up operations and has generated minimal revenues.  Taking these facts into account, independent auditors have expressed substantial doubt about CI’s ability to continue as a going concern. See the independent auditors' report to the financial statements which is included in this registration statement, of which this prospectus is a part.  In addition, CI’s lack of operating capital could negatively impact the value of its common shares and could result in the loss of your entire investment.

THE COSTS, EXPENSES AND COMPLEXITY OF SEC REPORTING AND COMPLIANCE MAY INHIBIT OUR OPERATIONS.

After the effectiveness of this registration statement, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.  The costs of complying with these complex requirements may be substantial and require retaining expensive specialists in this area.  In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit our ability to continue our operations.

COMPETITORS WITH MORE RESOURCES MAY FORCE US OUT OF BUSINESS.

The import/export industry is highly competitive.  Many CI competitors are significantly larger and have substantially greater financial, marketing and other resources and have achieved public awareness of their products and services.  Competition by existing and future competitors could result in an inability to secure adequate consumer relationships sufficient enough to support CI endeavors. CI cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force it to cease operations.

CI MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

We have limited capital resources.  To date, we have funded our operations with limited initial capital and have not generated funds from operations to be profitable or to maintain consistent operations.  Unless we begin to generate sufficient revenues to finance operations as a going concern on a consistent basis, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to cease operations if additional financing is not available.  In the event our cash resources are insufficient to continue operations, we intend to consider raising additional capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to terminate business operations.  The possibility of such an outcome presents a risk of a complete loss of your investment in our common stock.

YOU MAY NOT BE ABLE TO SELL YOUR SHARES IN CI BECAUSE THERE IS NO PUBLIC MARKET FOR CI STOCK.

There is no public market for our common stock.  The majority of our issued and outstanding common stock is currently held by Steven M. Kunkle, our sole officer and director.  Therefore, the current and potential market for our common stock is limited.  In the absence of being listed, no market is available for investors in our common stock to sell their shares.  We cannot guarantee that a meaningful trading market will develop or that we will be successful in attaining listing on the OTCBB® or any other market.

If our stock ever becomes tradable, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are or will be beyond our control.  In addition, the stock market may experience extreme price and volume fluctuations without a direct relationship to the operating performance.

INVESTORS MAY HAVE DIFFICULTY LIQUIDATING THEIR INVESTMENT BECAUSE CI'S STOCK WILL BE SUBJECT TO PENNY STOCK REGULATION.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks.  The rules, in part, require broker/dealers to provide penny stock investors with increased risk disclosure documents and make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These heightened disclosure requirements may have the effect of reducing the number of broker/dealers willing to make a market in CI shares, thereby reducing the level of trading activity in any secondary market that may develop for CI shares.  Consequently, customers in CI securities may find it difficult to sell their securities, if at all.

INVESTORS IN THIS OFFERING WILL BEAR A SUBSTANTIAL RISK OF LOSS DUE TO IMMEDIATE AND SUBSTANTIAL DILUTION

"Dilution" represents the difference between the offering price of the shares of common stock and the net book value per share of common stock immediately after completion of the offering.  "Net book value" is the amount that results from subtracting total liabilities from total assets.  In this offering, the level of dilution is increased as a result of the relatively low book value of our issued and outstanding stock.   Assuming all shares offered herein are sold, giving effect to the receipt of the maximum estimated proceeds of this offering from shareholders net of the offering expenses, our net book value will be $69,700 or $0.00297 per share. Therefore, the purchasers of the common stock in this offering will incur an immediate and substantial dilution of approximately $0.04703 per share while our present stockholders will receive an increase of $0.00397 per share in the net tangible book value of the shares they hold. This will result in a 94.07% dilution for purchasers of stock in this offering.

Therefore, the investors in this offering will bear a substantial portion of the risk of loss. Additional sales of CI common stock in the future could result in further dilution.  Please refer to the section titled "Dilution" herein.

ALL OF CI’S ISSUED AND OUTSTANDING COMMON SHARES ARE RESTRICTED UNDER RULE 144 OF THE SECURITIES ACT, AS AMENDED.  WHEN THE RESTRICTION ON THESE SHARES IS LIFTED, AND THE SHARES ARE SOLD IN THE OPEN MARKET, THE PRICE OF CI COMMON STOCK COULD BE ADVERSELY AFFECTED.

All of the presently outstanding shares of common stock (20,000,000) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available.  The SEC has adopted final rules amending Rule 144 which shall become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be a “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at anytime previously a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, the Company is classified as a “shell company” under Rule 405 of the Securities Act. As such, all restricted securities presently held by the founders of the Company may not be resold in reliance on Rule 144 until: (1) the Company files Form 10 information with the SEC when it ceases to be a “shell company”; (2) the Company has filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time the Company files the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

CI IS SELLING THE SHARES OFFERED IN THIS PROSPECTUS WITHOUT AN UNDERWRITER AND MAY NOT BE ABLE TO SELL ANY OF THE SHARES OFFERED HEREIN.

The common shares are being offered on CI’s behalf by Steven Kunkle, CI’s sole officer and director, on a best-efforts basis. No broker-dealer has been retained as an underwriter and no broker-dealer is under any obligation to purchase any common shares. There are no firm commitments to purchase any of the shares in this offering.  Consequently, there is no guarantee that CI is capable of selling all, or any, of the common shares offered hereby.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. Chindia uses words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced as described in this Risk Factors section above.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES.

Chindia, Inc.’s current address is 2065 Lanihuli Drive, Honolulu, Hawaii 96822.  The Company currently owns no property and has no plans to purchase any property within the next twelve months.

ITEM 3.    LEGAL PROCEEDINGS.

Chindia, Inc. is not currently a party to any legal proceedings. The Company’s agent for service of process in Nevada is:  Genesis Corporate Development, LLC – Phone (702) 301-7333

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of date of this 10K the Company has 20,000,000 common shares issued and outstanding.  15,150,000 of these shares are held by the sole officer and director all of these shares are Restricted under Rule 144.  The remaining 5,000,000 shares are held by 3 shareholders which are Restricted under Rule 144 and held by a non-affiliated third-parties with an additional 1,500,000 shares being offered and sold through the Company’s registered offering.  As of the date of this annual report the registered offering has not been fully subscribed and is still open.  There is currently no market for the Company’s common stock.  The Company plans seek quotation of its common stock on the OTC bulletin Board for its Common Stock, as such; investors in our common stock would experience difficulty in selling their shares.  Please see, “RISK FACTORS” contained herein.

Sales of Unregistered Securities.    We have sold securities within the past three years without registering the securities under the Securities Act of 1933 on two separate occasions.

During the past three years, Chindia, Inc. issued the following unregistered securities in private transactions without registering the securities under the Securities Act:

On or about December 20, 2006, Steven Kunkle, the sole officer, director and employee, paid for expenses involved with the incorporation of Chindia, Inc. with his personal funds on CI behalf in the amount of $20,000, in exchange for 17,150,000 shares of common stock, par value $0.001 per share, which issuance was exempt from the registration provisions of Section 5 of the Securities Act under Section 4(2) of such same said act.

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

Sales of Registered Securities.  The Company’s registration statement filed on Form SB-2 was deemed effective on August 17, 2007 and subsequent Post Effective Amendment was deemed affective on February 8, 2008 relating to the registration of 5,000,000 common shares to be sold to the public at a price of $0.02 per share. As of the date of this report all 5,000,000 common shares have been sold to approximately 53 individual investors and the offering is fully subscribed and closed.

Issuer Purchases of Equity Securities.    None during the Fiscal Year Ended June 30, 2008.

Dividends.    We did not declare or pay dividends during the Fiscal Year Ended June 30, 2008.

ITEM 6.    SELECTED FINANCIAL DATA.

Summary of Financial Data

	For the Year Ended June 30, 2008	From Inception On December 20, 2006 Through June 30, 2007	From Inception On December 20, 2006 Through June 30, 2008

Revenues	$-	$-	$-

Operating Expenses	$8,275	$20,000	$28,275

Earnings (Loss)	$(8,275)	$(20,000)	$(28,275)

Total Assets	$100	$-	$-

Total Liabilities	$8,375	$-	$-

Shareholder’s Equity	$(8,275)	$-	$-

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Chindia, Inc. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Cautionary Statement

This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements. Except for the historical information contained herein, the matters discussed should be considered forward-looking statements and readers are cautioned not to place undue reliance on those statements. The forward-looking statements in this discussion are made based on information available as of the date hereof and are subject to a number of risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those expressed or implied in the forward-looking statements and to be below the expectations of public market analysts and investors. These risks and uncertainties include, but are not limited to, those discussed in "Item 1A.—Risk Factors" under the heading "Factors Affecting Future Operating Results". The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, workers' compensation costs, collectability of accounts receivable, and impairment of goodwill and intangible assets, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal year.

Executive Overview

Fiscal year focus of the Company was primarily on preparing and filing the registration statement on Form SB-2 in order to register 1,500,000 common shares to be sold as a direct offering to the public at a price of $0.05 per share to fund the anticipated business development activities and costs associated with maintaining a reporting company status.

The registration of the shares was deemed effective on August 8, 2007 and the subsequent Post-Effective Amendment thereto was deemed effective on February 8, 2008.  As of the date of this report the Company has sold all 5,000,000 common shares it registered and offered to the public at a price of $0.02 per share.  As such this offering is closed.

Shareholder Transaction

During the fiscal year, 15,150,000 shares of our Common Stock was purchased by our Chief Executive Officer/Director, Steven M. Kunkle, Nevada Business Development, Inc. received 950,000 shares in lieu of services rendered in December 2006 Public Company Compliance, Inc. received 950,000 shares in lieu of services rendered in December 2006 and Ramsgate Group, Inc. received 950,000 shares in lieu of services rendered in December 2006.

•	The size of the Company's Board of Directors was determined to be one; and
•	Mr. Kunkle was elected as the sole member of the Board of Directors.

Fiscal Year Ended June 30, 2008

Revenue.  The Company has not generated any revenues.  As of the June 30, 2008 the only proceeds received by the Company have been $20,000 through the sale of its common stock to its sole director and officer.

Liquidity and Capital Resources

We will require significant amounts of working capital to take our company to the next level of operations and to pay expenses relating to maintaining the status of a reporting company including legal, accounting and filing fees.  As of June 30, 2008, we no cash available. The Company believes it must raise additional proceeds in order to survive as a going concern within the next six months or become operational in order to survive as a going concern.  If we are unable to accomplish raising adequate funds, it would be likely that any investment made into the Company would be lost in its entirety.

Off-Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We currently do not have a market for our common stock.  We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Chindia, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Chindia, Inc. (A Development Stage Company) as of June 30, 2008 and June 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2008, from inception on May 3, 2007 through June 30, 2007 and from inception on May 3, 2007 through June 30, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chindia, Inc. (A Development Stage Company) as of June 30, 2008 and June 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2008, from inception on May 3, 2007 through June 30, 2007 and from inception on May 3, 2007 through June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and has generated losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
August 26, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

CHINDIA, INC.
(A Development Stage Company)
Balance Sheet

	June 30, 2008	June 30, 2007

ASSETS

CURRENT ASSETS

Cash	$100	$-

Total Current Assets	100	-

TOTAL ASSETS	$100	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,025	$-
Related party payable	6,350	-

Total Current Liabilities	8,375	-

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 75,000,000 shares authorized at par value
of $0.001, 20,000,000 shares issued and outstanding	20,000	20,000
Deficit accumulated during the development stage	(28,275)	(20,000)

Total Stockholders' Equity (Deficit)	(8,275)	-

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$100	$-

The accompanying notes are an integral part of these financial statements.

CHINDIA, INC.
(A Development Stage Company)
Statements of Operations

		From Inception	From Inception
	For the Year	on December 20,	on December 20,
	Ended	2006 Through	2006 Through
	June 30,	June 30,	June 30,
	2008	2007	2008

REVENUES	$-	$-	$-

EXPENSES

General and administrative	8,275	20,000	28,275

Total Expenses	8,275	20,000	28,275

LOSS FROM OPERATIONS	(8,275)	(20,000)	(28,275)

OTHER EXPENSES

Interest expense	-	-	-

Total Other Expenses	-	-	-

LOSS BEFORE INCOME TAXES

INCOME TAXES	-	-	-

NET LOSS	$(8,275)	$(20,000)	$(28,275)

BASIC LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

CHINDIA, INC.
(A Development Stage Company)
Statements of Shareholders' Equity (Deficit)

	Common Shares	Stock Amount	Deficit Accumulated During the Development Stage	Total Shareholders’ Equity
Balance at inception on December 20, 2006	-	$-	$-	$-

Common stock issued for services in June, 2007 at $0.001 per share	20,000,000	20,000	-	20,000

Net loss from inception on December 20, 2006 through June 30, 2007	-	-	(20,000)	(20,000)

Balance, June 30, 2007	20,000,000	20,000	(20,000)	-

Net loss for the year
ended June 30, 2008	-	-	(8,275)	(8,275)

Balance, June 30, 2008	20,000,000	$20,000	$(28,275)	$(28,275)

The accompanying notes are an integral part of these financial statements.

CHINDIA, INC.
(A Development Stage Company)
Statements of Cash Flows

		From Inception	From Inception
	For the Year	on December 20,	on December 20,
	Ended	2006 Through	2006 Through
	June 30,	June 30,	June 30,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(8,275)	$(20,000)	$(28,275)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	20,000	20,000
Changes in operating assets and liabilities:
Accounts payable	2,025	-	2,025
Related party payable	6,350	-	6,350

Net Cash Provided by
Operating Activities	100	-	100

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES	-	-	-

NET DECREASE IN CASH	100	-	100

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$100	$-	$100

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for services	$-	$-	$20,000

The accompanying notes are an integral part of these financial statements.

Notes to the Financial Statements
June 30, 2008 and 2007

NOTE 1 -                                                                                           NATURE OF ORGANIZATION

a.  Organization and Business Activities

The Company was incorporated under the laws of the State of Nevada on December 20, 2006 with a principal business objective of investing in and developing all types of businesses related to the publication industry. The Company has not realized any revenues to date and therefore classified as a development stage company.

b.  Depreciation

The cost of the property and equipment will be depreciated over the estimated useful life of 5 years.  Depreciation is computed using the straight-line method when the assets are placed in service.

c.  Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a June 30 year-end.

d.  Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

e.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

f.  Revenue Recognition

The Company recognizes when products are fully delivered or services have been provided and collection is reasonably assured.

g. Organization Costs

The Company has expensed the costs of its incorporation.

h.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company incurred no advertising during the years ended June 30, 2008 and 2007.

CHINDIA, INC.
Notes to the Financial Statements
June 30, 2008 and 2007

NOTE 1 -NATURE OF ORGANIZATION (Continued)

i. Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $100,000. At June 30, 2008, the Company’s bank deposits did not exceed the insured amounts.

j.	Basic Loss Per Share

The Computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	From Inception on December 20, 2006 Through June 30,2007	For the Year Ended June 30, 2008

Loss (numerator)	$(20,000)	$(8,275)
Shares (denominator)	20,000,000	20,000,000

Per share amount	$(0.00)	$(0.00)

k.	Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of June 30:

	2008	2007

Deferred tax assets:
NOL Carryover	$-	$3,227

Deferred tax liabilities:	-	-

Valuation allowance	-	(3,227)

Net deferred tax asset	$-	$-

CHINDIA, INC.
Notes to the Financial Statements
June 30, 2008 and 2007

NOTE 1 -NATURE OF ORGANIZATION (Continued)

k.   Income Taxes (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the period ended June 30 due to the following:

	2008	2008

Book Income	$(3,227)	$(6,800)
Common stock issued for services	-	6,800
Valuation allowance	3,227	-

	$-	$-

At June 30, 2008, the Company had net operating loss carryforwards of approximately $8,275 that may be offset against future taxable income through 2028.  No tax benefit has been reported in the June 30, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 2 -GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include of investing in and developing all types of businesses related to the restaurant industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -RELATED PARTY TRANSACTIONS

The Company has received advances from related parties to pay its minimal operating expenses. The advances are non interest bearing, unsecured and due upon demand. The Company owes $6,350 for such advances as of June 30, 2008.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Chindia, Inc.’s executive officer and director and his respective age as of June 30, 2008 are as follows:

Directors:

Name of Director	Age
Steven M. Kunkle	29

Executive Officers:

Name of Officer	Age	Office
Steven M. Kunkle	29	President, Chief Financial Officer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past year.

Steven M. Kunkle, President, Member of the Board of Directors, age 40.

Steven Kunkle is currently the President, Secretary, Treasurer, Chief Executive Officer and sole Director of the Company.  Mr. Kunkle has limited business experience; however he has been in the workforce for over 13 years.  His experience includes managing and supervising the employees of multi drive-thru espresso shops. While working as a manager for Caffe Diva, a drive-thru espresso business, he helped develop a very detailed employee handbook. In addition, he managed the purchase of supplies as well as the distribution network.  Mr. Kunkle entered college in 2001 and while pursuing a degree in economics he worked in the hospitality industry assisting in developing two ethnic food concepts.  He took time immediately following high school to travel to Europe and visit Germany, Switzerland, Italy and upon return toured the Caribbean and Mexico.  His interest in travel is the impetus for Chindia.  He will devote full time to developing Chindia.

Chindia’s sole Officer and Director has not been involved, during the past five years, in any bankruptcy proceeding, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation

Steven M. Kunkle Director, President	2008	0	0	0	0	0	0	0

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended June 30, 2008. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended June 30, 2008.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

Chindia did not grant any stock options to the executive officer during the most recent fiscal period ended June 30, 2008.  The Company has also not granted any stock options to the executive officer since incorporation, December 20, 2006.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to Chindia to own more than 5% of the outstanding common stock as of June 5, 2008 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	Steven Kunkle: 2065 Lanihuli Drive, Honolulu, Hawaii 96822	15,150,000 shares	75.75%

The percent of class is based on 20,000,000 shares of common stock issued and outstanding as of August 20, 2008.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year, there were no material transactions between the Company and any Officer, Director or related party none of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-The sole Officer and Director;

-Any person proposed as a nominee for election as a director;

-Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

-Any relative or spouse of any of the foregoing persons who have the same house as such person.

On December 30, 2006, the Company issued 950,000 restricted shares of common stock to Nevada Business Development, Inc. for $950 of services.  Value was determined as an arms length transaction between non-related parties.

On December 30, 2006, the Company issued 950,000 restricted shares of common stock to Public Company Compliance, Inc. for $950 of services.  Value was determined as an arms length transaction between non-related parties.

On December 30, 2006, the Company issued 950,000 restricted shares of common stock to Ramsgate, Inc. for $950 of services.  Value was determined as an arms length transaction between non-related parties.

Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As of June 30, 2008 the Company has incurred auditing expenses (accounting and bookkeeping) of $6,450.  We have incurred filing and consulting fees relating to our reporting requirements of $10,350. Moreover, the Company anticipates being billed $3,450 for audit services relating to this annual report and an additional $2,950 in filing and consulting fees. The Company’s auditor is, Moore & Associates, Chartered.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

2.   Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.   Exhibits.

        The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation are incorporated herein by reference to Form SB-2, filed on February 1, 2008.

3.2	By-Laws Incorporation is incorporated herein by reference to Form SB-2, filed on February 1, 2006.

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	4700 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINDIA, INC.
By:	/s/ Steven M. Kunkle STEVEN M. KUNKLE President Chief Executive Officer Chief Financial Officer Chief Accounting Officer Secretary, Director Date: September 4, 2008