Form 10-Q
period 2008-09-30
Chindia, Inc
filed 2008-11-13
CIK 1419155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008
Commission File Number:  333-149014

CHINDIA, INC.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	3715	26-1080965
State of Incorporation	Primary Standard Industrial	I.R.S. Employer Classification
	Code Number	Identification No.

2065 Lanihuli Drive
Honolulu, Hawaii 96822
(808) 347-9826
(Address and Telephone Number of Issuer's Principal Executive Offices)

Timothy S. Orr, Esq.
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
YES ☐    NO ☒

20,124,000 shares of Common Stock, par value $0.001, were outstanding on November 13, 2008.

CHINDIA, INC.

PART I - FINANCIAL INFORMATION

Chindia, Inc.

(A Development Stage Company)

Unaudited Financial Statements

For the Three Months Ended
 September 30, 2008 and 2007 and the
Period from December 20, 2006 (Inception) to September 30, 2008
Chindia, Inc.

(A Development Stage Company)

Unaudited Financial Statements

For the Three Months Ended
 September 30, 2008 and 2007 and the
Period from December 20, 2006 (Inception) to September 30, 2008

Page(s)
Balance Sheets as of September 30, 2008 and June 30, 2008	1

Statements of Operations for the three months ended September 30, 2008
and the period of December 20, 2006 (Inception) to September 30, 2008	2

Statements of Cash Flows for the three months ended September 30, 2008
and the period of December 20, 2006 (Inception) to September 30, 2008	3

Notes to the Unaudited Financial Statements	4-8

CHINDIA, INC.
(A Development Stage Company)
Balance Sheets

	September 30, 2008	June 30, 2008

	(unaudited)
ASSETS

Current assets
Cash	$100	$100
Total current assets	100	100

Total assets	$100	$100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,025	$2,025
Related party payable	6,350	6,350

Total current liabilities	8,375	8,375

Stockholders' Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 20,000,000 shares issued and outstanding	20,000	20,000
Additional paid in capital	-	-
Deficit accumulated during the development stage	(28,275)	(28,275)
Total stockholders' deficit	(8,275)	(8,275)

Total liabilities and shareholders' equity	$100	$100

See accompanying notes to financial statements

CHINDIA, INC.
(A Development Stage Enterprise)
Statement of Operations (unaudited)

			For the period from December 20, 2006 (inception) to September 30, 2008

	Three months ended September 30,
	2008	2007

Revenue	$-	$-	$-

Expenses
Other general & administrative	-	3,250	28,275
Total expenses	-	3,250	28,275

Net loss	$-	$(3,250)	$(28,275)

Basic and diluted loss per common share	$-	$(0.00)

Weighted average shares outstanding	20,000,000	20,000,000

See accompanying notes to financial statements

CHINDIA, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)

			For the period from December 20, 2006 (inception) to September 30, 2008

	Three months ended September 30,

	2008	2007
Cash flows from operating activities
Net loss	$-	$(3,250)	$(28,275)

Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	20,000
Changes in operating assets and liabilities
Accounts payable	-	-	2,025
Net cash used in operating activities	-	(3,250)	(6,250)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payable	-	3,250	6,350
Net cash provided by financing activities	-	3,250	6,350

Increase in cash	-	-	100

Cash at beginning of period	100	100	-

Cash at end of period	$100	100	$100

Supplemental disclosure of non-cash investing and financing activities:

Issuance if 20,000,000 shares of common stock for professional and consulting services	$-	$-	$20,000

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

Chindia, Inc.
Notes to Unaudited Financial Statements
For the Thee Months Ended September 30, 2008 and 2007 and the
Period of December 20, 2006 (Inception) to September 30, 2008

NOTE 1 - NATURE OF ORGANIZATION

Nature of Business

Chindia, Inc. (the Company) was incorporated under the laws of the State of Nevada on December 20, 2006 with a principal business objective of investing in and developing all types of businesses related to the publication industry. The Company has not realized any revenues to date and therefore classified as a development stage company in accordance with SFAS No. 7 “Accounting and Reporting by Development Stage Companies.”

The Company has elected a June 30 year end.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Depreciation

The cost of the property and equipment will be depreciated over the estimated useful life of 5 years.  Depreciation is computed using the straight-line method when the assets are placed in service. The Company has no depreciable property as of September 30, 2008 or June 30, 2008.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2008 and June 30, 2008, the Company had $100 of cash and no cash equivalents.

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

Revenue Recognition

The Company recognizes when products are fully delivered or services have been provided and collection is reasonably assured. From December 20, 2006 (inception) to September 30, 2008, the Company has not recognized any revenues.

Chindia, Inc.
Notes to Unaudited Financial Statements
For the Thee Months Ended September 30, 2008 and 2007 and the
Period of December 20, 2006 (Inception) to September 30, 2008

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company incurred has not incurred any advertising costs from December 20, 2006 (inception) to September 30, 2008.

Concentrations of Risk

The Company’s cash is deposited in bank accounts and are held in insured institutions. The funds are insured up to $100,000. At September 30, 2008 and June 30, 2008, the Company’s bank deposits did not exceed the insured amounts

Loss per Common Share

The Computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. The following table sets forth the basic and diluted loss per share for the three months ended September 30, 2008 and 2007:

	Three months ended September 30,
	2008	2007
Net loss	$-	$(3,250)

Weighted average shares outstanding (basic and diluted)	20,000,000	20,000,000

Net loss per share	$(0.00)	$(0.00)

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

Chindia, Inc.
Notes to Unaudited Financial Statements
For the Thee Months Ended September 30, 2008 and 2007 and the
Period of December 20, 2006 (Inception) to September 30, 2008

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

Net deferred tax assets consist of the following components as of September 30, 2008:

September 30, 2008
Net operating loss carry forward	$28,275
Valuation allowance	(28,275)
Net deferred tax asset	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

Since Inception
Tax at statutory rate (35%)	$9,896
Increase in valuation allowance	(9,896)
Net deferred tax asset	$-

At September 30, 2008, the Company had net operating loss carryforwards of approximately $28,275 that may be offset against future taxable income through 2028.  No tax benefit has been reported in the September 30, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 3- RELATED PARTY TRANSACTIONS

The Company has received advances from related parties to pay its minimal operating expenses. The advances are non interest bearing, unsecured and due upon demand. The Company owes $6,350 for such advances as of June 30, 2008.

Chindia, Inc.
Notes to Unaudited Financial Statements
For the Thee Months Ended September 30, 2008 and 2007 and the
Period of December 20, 2006 (Inception) to September 30, 2008

 NOTE 4 – GOING CONCERN

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

NOTE 5 – WARRANTS AND OPTIONS

There are no options, warrants, or other potentially dilutive securities outstanding nor does the Company intend to acquire any shares of the Company as treasury stock.

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.

This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

Chindia, Inc.
Notes to Unaudited Financial Statements
For the Thee Months Ended September 30, 2008 and 2007 and the
Period of December 20, 2006 (Inception) to September 30, 2008

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This pronouncement has no effect on this Company’s financial reporting at this time.

In March of 2008 the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

FORWARD LOOKING STATEMENTS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

General

Chindia, Inc. (the “Company”) is a development stage company that was incorporated on December 20, 2006, in the state of Nevada. The Company intends to enter into the import and export industry specializing in American products that are in demand in the Asian markets and importing products that can be sold into the American markets. The Company can be characterized as a marketing/brokerage organization that intends on initially importing unique products from China, India and other Asian countries that have no competitive counterparts in the US.

The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Chindia has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries.  The fiscal year end is December 31st.  The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

Plan of Operation

As of September 30, 2008, we have $100 of cash available.  We have current liabilities of $8,375.  From the date of inception (December 20, 2007) to September30, 2008 the Company has recorded a net loss of $28,275 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form SB-2 on February 1, 2008, which was deemed effective on March 14, 2008.  Since this time the Company has realized $6,200 from the sale of sale of 124,000 shares of common stock to the public. All proceeds derived from the offering will be utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended.  The Company plans to continue to focus efforts on selling their common shares through this offering in order to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

In addition, over the course of the next 90 to 120 days, management intends to focus efforts on obtaining a quotation for its common stock on the Over the Counter Bulletin Board (“OTCBB”).  Management believes having its common stock quoted on the OTCBB will provide it increased opportunity to raise additional capital for its proposed business development.  However, there can be no guarantee or assurance the Company will be successful in filing a Form 211 application and obtaining a quotation.  To date there is no public market for the Company’s common stock. There can be no guarantee or assurance that a public market will ever exist for the common stock. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director, Mr. Kunkle and the Company does not anticipate hiring any additional employees within the next twelve months.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

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

As of September30, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September30, 2008 and communicated the matters to our management.

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
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6.                      Exhibits

(a) Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification of Steven M. Kunkle pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chindia, Inc.

Date: November 13, 2008	By:	/s/Steven M. Kunkle
Steven M. Kunkle
Chief Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

Date: November 13, 2008	By:	/s/Steven M. Kunkle
Steven M. Kunkle
President and Chief Executive Officer