Form 10-Q
period 2008-12-31
Chindia, Inc
filed 2009-02-17
CIK 1419155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008
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
YES ☐     NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of January 27, 2009, the registrant had 20,124,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):
YES ☐    NO ☒

CHINDIA, INC.

INDEX

PART I - FINANCIAL INFORMATION

Chindia, Inc.

(A Development Stage Company)

Unaudited Financial Statements

For the Three and Six Months Ended December 31, 2008 and 2007 and the
Period from December 20, 2006 (Inception) to December 31, 2008

Chindia, Inc.

(A Development Stage Company)

Unaudited Financial Statements

For the Three and Six Months Ended December 31, 2008 and 2007 and the
Period from December 20, 2006 (Inception) to December 31, 2008

Page(s)
Balance Sheets as of December 31, 2008 and June 30, 2008	F-1

Statements of Operations for the three and six months ended December 31, 2008
and the period of December 20, 2006 (Inception) to December 31, 2008	F-2

Statements of Cash Flows for the six months ended December 31, 2008
and the period of December 20, 2006 (Inception) to December 31, 2008	F-3

Notes to the Unaudited Financial Statements	F-4

CHINDIA, INC.
(A Development Stage Company)
Balance Sheets
	December 31, 2008	June 30, 2008

	(unaudited)
ASSETS

Current assets
Cash	$100	$100
Total current assets	100	100

Total assets	$100	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$2,025	$2,025
Related party payable	1,650	6,350

Total current liabilities	3,675	8,375

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized, 20,094,000 and 20,000,000 shares issued and outstanding at December 31, 2008 and June 30, 2008	20,094	20,000
Additional paid-in capital	4,606	-
Deficit accumulated during the development stage	(28,275)	(28,275)
Total stockholders' deficit	(3,575)	(8,275)

Total liabilities and stockholders' deficit	$100	$100

See accompanying notes to financial statements

CHINDIA, INC.
(A Development Stage Enterprise)
Statements of Operations (unaudited)

					For the period from December 20, 2006 (inception) to December 31, 2008

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Other general & administrative	-	3,000	-	6,250	28,275
Total expenses	-	3,000	-	6,250	28,275

Net loss	$-	$(3,000)	$-	$(6,250)	$(28,275)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	20,053,130	20,000,000	20,026,565	20,000,000

See accompanying notes to financial statements

CHINDIA, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)

	Six months ended December 31,		For the period from December 20, 2006 (inception) to
	2008	2007	December 31, 2008

Cash flows from operating activities
Net loss	$-	$(6,250)	$(28,275)

Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	20,000
Changes in operating assets and liabilities
Accounts payable	-	3,000	2,025
Net cash used in operating activities	-	(3,250)	(6,250)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payable	-	3,350	6,350
Repayments of related party payable	(4,700)		(4,700)
Proceeds from issuance of common stock	4,700	-	4,700
Net cash provided by financing activities	-	3,350	6,350

Net change in cash	-	100	100

Cash at beginning of period	100	-	-

Cash at end of period	$100	100	$100

Supplemental disclosure of non-cash investing and financing activities:

Issuance if 20,000,000 shares of common stock for professional and consulting services	$-	$-	$20,000

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

 Chindia, Inc.
Notes to Unaudited Financial Statements
For the Thee and Six Months Ended December 31, 2008 and 2007 and the
Period of December 20, 2006 (Inception) to December 31, 2008

NOTE 1 - NATURE OF ORGANIZATION

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

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended December 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Chindia has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries. The fiscal year end is June 30st.  The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

Plan of Operation

As of December 31, 2008, we have $100 of cash available.  We have current liabilities of $3,675.  From the date of inception (December 20, 2006) to December 31, 2008 the Company has recorded a net loss of $28,275of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form SB-2 on February 1, 2008, which was deemed effective on February 14, 2008.  Since this time the Company has realized $6,200 from the sale of sale of 124,000 shares of common stock to the public. All proceeds derived from the offering will be utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended.  The Company plans to continue to focus efforts on selling their common shares through this offering in order to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by July 31, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2009.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Chindia, Inc.

Date: February 13, 2009	By:	/s/ Steven M. Kunkle
Steven M. Kunkle
Chief Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

Date: February 13, 2009	By:	/s/ Steven M. Kunkle
Steven M. Kunkle
President and Chief Executive Officer