Form 10-Q
period 2009-05-06
Chindia, Inc
filed 2009-05-07
CIK 1419155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009
Commission File Number:  333-149014

CHINDIA, INC.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	3715	26-1080965
State of Incorporation	Primary Standard Industrial	I.R.S. Employer Classification
	Code Number	Identification No.

2065 Lanihuli Drive
Honolulu, Hawaii 96822
(808) 347-9826
(Address and Telephone Number of Issuer's Principal Executive Offices)

Timothy S. Orr, Esq.
4328 West Hiawatha, Suite 101
Spokane, WA 99208
P. 509.462.2926
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
YES ☐     NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of May 6, 2009, the registrant had 20,146,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):
YES ☐    NO ☒

CHINDIA, INC.

INDEX

PART I ― FINANCIAL INFORMATION

Item 1.                      Financial Statements.
Chindia, Inc.

(A Development Stage Company)

Unaudited Financial Statements

For the Three and Nine Months Ended March 31, 2009 and 2008 and the
Period from December 20, 2006 (Inception) to March 31, 2009

Chindia, Inc.

(A Development Stage Company)

Unaudited Financial Statements

For the Three and Nine Months Ended March 31, 2009 and 2008 and the
Period from December 20, 2006 (Inception) to March 31, 2009

Page(s)
Balance Sheets as of March 31, 2009 and June 30, 2008	F-1

Statements of Operations for the three and nine months ended March 31, 2009 and 2008 and the period of December 20, 2006 (Inception) to March 31, 2009	F-2

Statements of Cash Flows for the nine months ended March 31, 2009 and the period of December 20, 2006 (Inception) to March 31, 2009	F-3

Notes to the Unaudited Financial Statements	F-4-5

CHINDIA, INC.
(A Development Stage Company)
Balance Sheets
	March 31, 2009	June 30, 2008

	(unaudited)
ASSETS

Current assets
Cash	$100	$100
Total current assets	100	100

Total assets	$100	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$6,775	$2,025
Related party payable	1,650	6,350

Total current liabilities	8,425	8,375

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized, 20,146,000 and 20,000,000 shares issued and outstanding at March 31, 2009 and June 30, 2008	20,146	20,000
Additional paid-in capital	17,554	-
Deficit accumulated during the development stage	(46,025)	(28,275)
Total stockholders' deficit	(8,325)	(8,275)

Total liabilities and stockholders' deficit	$100	$100

See accompanying notes to financial statements

CHINDIA, INC.
(A Development Stage Company)
Statements of Operations (unaudited)

					For the period from December 20, 2006 (inception) to March 31, 2009

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008

Revenue	$-	$-	$-	$-	$-

Expenses
Other general & administrative	17,750	-	17,750	6,250	46,025
Total expenses	17,750	-	17,750	6,250	46,025

Net loss	$(17,750)	$-	$(17,750)	$(6,250)	$(46,025)

Basic and diluted loss per common share	$(0.00)	$-	$(0.00)	$(0.00)

Weighted average shares outstanding	20,135,089	20,000,000	20,125,555	20,000,000

See accompanying notes to financial statements

CHINDIA, INC.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

			For the period from December 20, 2006 (inception) to March 31, 2009

	Nine months ended March 31,

	2009	2008
Cash flows from operating activities
Net loss	$(17,750)	$(6,250)	$(46,025)

Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	20,000
Changes in operating assets and liabilities
Accounts payable	4,750	3,000	6,775
Net cash used in operating activities	(13,000)	(3,250)	(19,250)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payable	-	3,350	6,350
Repayments of related party payable	(4,700)		(4,700)
Proceeds from issuance of common stock	17,700	-	17,700
Net cash provided by financing activities	13,000	3,350	19,350

Net change in cash	-	100	100

Cash at beginning of period	100	-	-

Cash at end of period	$100	100	$100

Supplemental disclosure of non-cash investing and financing activities:

Issuance if 20,000,000 shares of common stock for professional and consulting services	$-	$-	$20,000

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

 Chindia, Inc.
Notes to Unaudited Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008 and the
Period of December 20, 2006 (Inception) to March 31, 2009

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

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

Chindia, Inc.
Notes to Unaudited Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008 and the
Period of December 20, 2006 (Inception) to March 31, 2009

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

Plan of Operation

As of March 31, 2009, we have $100 of cash available.  We have current liabilities of $8,425.  From the date of inception (December 20, 2006) to March 31, 2009 the Company has recorded a net loss of $46,025 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business.  Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form SB-2 on February 1, 2008, which was deemed effective on February 14, 2008.  Since this time the Company has realized $7,300 from the sale of sale of 146,000 shares of common stock to the public.

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

Not Applicable

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
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

As of March 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chindia, Inc.

Date: May 6, 2009	By:	/s/ Steven M. Kunkle
Steven M. Kunkle
Chief Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

Date: May 6, 2009	By:	/s/ Steven M. Kunkle
Steven M. Kunkle
President and Chief Executive Officer